Form 10-K
period 1997-12-31
JEFFERSON CASINO CORP
filed 1998-03-31
CIK 1043013

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K
   XAnnual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For Fiscal Year Ended December 31, 1997 or
Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______ Commission File No. 333-145352
                         JEFFERSON CASINO CORPORATION
            (Exact name of Registrant as specified in its charter)
     Louisiana            72-1310739
     (State  or  other  jurisdiction  of          (I.R.S.  Employer
     incorporation  or  organization)          Identification  Number)
             711 Casino Magic Drive, Bay Saint Louis, MS    39520
            (Address of principal executive offices)    (Zip Code)
      Registrant's telephone number, including area code: (228) 467-9257
          Securities registered pursuant to Section 12(b) of the Act:
                                     None
          Securities registered pursuant to Section 12(g) of the Act:
                                     None
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such  filing  requirements  for  the  past  90  days.    Yes  XNo
The aggregate market value of the voting stock held by non-affiliates of the Registrant was $0 as of March 28, 1998. As of the close of business March 28, 1998, there were 1,000 shares of the Registrant's common stock outstanding all of which were held by affiliates.
THE  REGISTRANT  MEETS  THE  CONDITIONS  SET  FORTH  IN  GENERAL  INSTRUCTION
(I)(1)(A)(B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

INDEX
     PAGE
                                    PART I
Item  1.  -          BUSINESS          1
Item  2.  -          PROPERTIES          7
Item  3.  -          LEGAL  PROCEEDINGS          7
Item  4.  -          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS     7
                                    PART II
Item  5.  -          MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
     STOCKHOLDER  MATTERS          8
Item  6.  -          SELECTED  FINANCIAL  DATA          8
Item  7.  -          MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
     CONDITION  AND  RESULTS  OF  OPERATIONS          8
Item  8.  -          FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA        11
Item  9.  -          CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS
     ON  ACCOUNTING  AND  FINANCIAL  DISCLOSURE          11
                                   PART III
Item  10  -          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT     11
Item  11  -          EXECUTIVE  COMPENSATION          11
Item  12  -          SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL
     OWNERS  AND  MANAGEMENT          11
Item  13  -          CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS     11
                                    PART IV
Item  14  -          EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,
     AND  REPORTS  ON  FORM  8-K          12
     CONSOLIDATED  FINANCIAL  STATEMENTS          F-1
EXHIBITS

                                    PART 1
ITEM  1.          BUSINESS
GENERAL
In May 1996 ("Inception"), Casino Magic Corp. ("Casino Magic"), through its wholly-owned subsidiary, Jefferson Casino Corporation. ("Jefferson Corp." or the "Company") acquired Crescent City Development Corporation, ("Crescent City") for $50 million plus the assumption of up to $5.7 million in equipment liabilities. Jefferson Corp. paid $15 million in cash at closing and caused Crescent City to issue $35 million of 11.5% secured, three year notes. Crescent City was the subject of a plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code in 1996, and owned the Crescent City Queen ("Crescent City Riverboat"), a cruising riverboat outfitted for gaming. In addition, Crescent City owned a license to conduct riverboat gaming operations in Louisiana, as well as gaming, surveillance and other gaming related equipment. When Crescent City emerged from the bankruptcy proceedings in May 1996, it was acquired by Jefferson Corp. and renamed Casino Magic of Louisiana, Corp. (referred to herein as "Louisiana Corp.") Although Jefferson Corp. was required to purchase the Crescent City Riverboat to obtain the Louisiana gaming license, the Crescent City Riverboat could not be used at Casino Magic-Bossier City because of its width. Therefore, the Company purchased a casino riverboat (the "Bossier Riverboat") for use at Casino Magic-Bossier City for $20 million. The Company sold the Crescent City Riverboat, and will use the $11.7 million in net proceeds to assist in funding the further development of Casino Magic-Bossier City.
The Company opened Casino Magic-Bossier City on October 4, 1996 using a temporary boarding facility, and on December 31, 1996, opened the permanent land-based pavilion. The facility includes a 30,000 square feet floating dockside casino, a 55,000 square foot entertainment, food and beverage pavilion, a four-story, 1,500 space parking garage, and surface parking for 400 cars. The Company has completed the architectural and engineering plans and has broken ground for the construction of a 188-room hotel and the expansion of the pavilion area. The expanded pavilion and the hotel are planned to include a themed steak and seafood restaurant, a bar and a swimming pool. The development and construction of the hotel and pavilion improvements are largely dependent upon the proceeds from the sale of the Crescent City Riverboat and future operating cash flow of Casino Magic-Bossier City. There is no assurance that the proceeds from the sale of the Crescent City Riverboat and the cash flow from the operations of Casino Magic-Bossier City will be sufficient to complete the planned projects.
Prior to Inception, Jefferson Corp. had no business activities and Crescent City was a wholly owned subsidiary of Capital Gaming International, Inc. with which Jefferson Corp. had no affiliation. The original agreement to acquire Crescent City was entered into by Jefferson Corp. and C-M of Louisiana, Inc., the latter being another wholly owned subsidiary of Casino Magic. C-M of Louisiana, Inc. was the fee owner of approximately 20 acres of land with 900 feet of shoreline on the Red River in Bossier City, Louisiana (the property that is being used as the gaming site for Casino Magic-Bossier City). Another wholly owned subsidiary of Casino Magic, Coastal Land of Florida, Inc., held a 99-year lease on the Casino Magic-Bossier City property. Casino Magic had acquired C-M of Louisiana, Inc. and Coastal Land of Florida, Inc. on October 26, 1995 in anticipation of obtaining a gaming license and establishing gaming operations at the Bossier City property. Immediately prior to or as part of the acquisition of Crescent City, the lease was canceled and C-M of Louisiana, Inc. was merged into Jefferson Corp. As a result, when the acquisition of Crescent City was completed, Jefferson Corp. held all ownership interests in the Bossier City property and all of the capital stock of Crescent City (which, renamed, is Louisiana Corp.). In August 1996, Jefferson Corp. contributed all of its Bossier City property, which constituted its only material assets other than the capital stock of Louisiana Corp., to Louisiana Corp., its subsidiary, and Louisiana Corp. assumed and paid the only significant liability of Jefferson Corp.
The Company believes the Bossier City/Shreveport Market presents it with a significant gaming development opportunity based upon the strong population density of its target market (which includes the Dallas-Fort Worth metropolitan area, for which the Bossier City/Shreveport Market is the nearest current gaming market) and the current regulations allowing dockside riverboat gaming in Bossier City/Shreveport. The Bossier City/Shreveport Market is the only market in Louisiana that currently permits continuous dockside gaming without requiring cruising or simulated cruising schedules. This allows Casino Magic-Bossier City to operate 24 hours a day with uninterrupted and convenient casino access for gaming patrons.

Unless the context requires otherwise, reference in this Annual Report to the "Company" means Jefferson Corp. which was incorporated under the laws of the State of Louisiana. In August 1996 the Company entered into a Management
Agreement with Casino Magic and Casino Magic Management Services (the "Manager") for a term through August 22, 2006, pursuant to which Casino Magic licensed the "Casino Magic" name to the Company and the Manager provides management services to the Company. The Company's principal executive and administrative offices are located at 711 Casino Magic Drive, Bay Saint Louis, Mississippi 39520. The Company's telephone number is (228) 467-9257. OTHER
PROPOSED  MERGER
On February 19, 1998, Casino Magic entered into an Agreement and Plan of Merger (the "Merger Agreement") with Hollywood Park, Inc. ("Hollywood"), and Acquisition II, Inc. ("HP") a wholly-owned subsidiary of Hollywood. Under the Merger Agreement, Casino Magic has agreed, subject to approval of Casino Magic's shareholders, to merge (the "Merger") with HP. Upon consummation of such Merger Casino Magic will be the surviving entity and will become a wholly-owned subsidiary of Hollywood. The separate existence of HP will then cease. Upon consummation of the Merger, the shareholders of Casino Magic will be entitled to receive $2.27 for each share of Casino Magic's stock held. All shareholders of Casino Magic will be entitled to dissent from the Merger in accordance with the provisions of Minnesota law.
The Merger is subject to the approval of Casino Magic's shareholders prior to October 31, 1998, and to the approval of the Mississippi Gaming Commission, the Nevada Gaming Commission, and the Louisiana Gaming Control Board. The Merger is also contingent upon other matters, including a requirement that neither Casino Magic nor Hollywood has materially breached any warranty, representation or covenant contained in the Merger Agreement prior to the time of the Merger. If the Merger Agreement is terminated for certain reasons, including a voluntary termination by Casino Magic should the Board of Directors of the Company determine to accept a proposal of another party to merge with or acquire Casino Magic on terms which it believes to be superior to those contained in the Merger Agreement, Casino Magic will be required to pay Hollywood $3,500,000.
The Merger Agreement restricts the ability of Casino Magic to engage in certain transactions prior to the time of the Merger, except those which are in the ordinary course of business consistent with past practice, unless Casino Magic obtains the consent of Hollywood, which consent may not be unreasonably withheld. These provisions, among other things, preclude Casino Magic from issuing any additional capital stock or options to purchase capital stock, entering into employment agreements, increasing the benefits payable under existing severance or termination pay policies or agreements, increasing compensation to directors or employees, declaring dividends, redeeming capital stock, adopting or terminating any employee benefit plan, and doing other things which are not in the ordinary course of business. The Merger Agreement also imposes limits on the capital expenditures and borrowing which Casino Magic and its subsidiaries may effect, which are not inconsistent with Casino Magic's current plans.
The proposed Merger will be a Change of Control (as defined in the Indentrue): accordingly if the Merger is consummated,, each Holder of the Company's $115 million outstanding principal amount of 13% First Mortgage Notes due 2003 with Contingent Interest ("First Mortgage Notes") will have the right to require the Company to repurchase all or any part (equal to $1,000 or an integral multiple thereof) at an offer price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, thereon to the date of repurchase. Within 30 days following any Change of Control, the Company will mail a notice to each Holder describing the transaction or transactions that constitute the Change of Control and offering to repurchase the First Mortgage Notes pursuant to the procedures required by the Indenture and described in such notice. The Company will comply with the requirements of Rule 14e-1 under the Exchange Act and any other securities laws and regulations thereunder to the extent such laws and regulations are applicable in connection with the repurchase of the First Mortgage Notes.
There is no assurance that all the necessary approvals for the Merger will be obtained, or that the Merger will be consummated as proposed. FINANCIAL INFORMATION REGARDING SEGMENTS
See "Item 6.-SELECTED FINANCIAL DATA," "Item 14.-EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K" and the Consolidated Statements of Operations, page F-3 in the 1997 Financial Statements.

MARKETS  AND  MARKETING
Casino Magic-Bossier City is one of four casinos operating in the Shreveport/Bossier City, Louisiana metropolitan area. Casino Magic-Bossier City's primary market is the 6.8 million adults residing within 200 miles of Bossier City, including persons residing in the Dallas-Forth Worth area which is located approximately 180 miles west of Casino Magic-Bossier City. Casino Magic-Bossier City's location provides customers from the Dallas-Fort Worth market direct access from Interstate Highway 20, the major east-west artery connecting Dallas-Fort Worth to Bossier City. Other cities within 200 miles of Casino Magic-Bossier City include Longview, Texas, Tyler, Texas and Monroe, Louisiana.
The Company's marketing programs consist of a variety of advertising, direct mail and promotional programs intended to encourage more repeat visits to the Company's facilities. The Company's domestic marketing efforts utilize a wide variety of media including television, radio, newspaper, and outdoor along with direct mail advertising of its Magic Money Player's Club, special promotions, events and entertainment, and a motor coach program. The Magic Money Player's Club is the most important marketing tool utilized by the Company. Similar to a frequent flier airline card or cash back credit card, it promotes customer loyalty and frequent use. Player's Club members can be targeted for direct-mail offers and promotions, along with information on upcoming events, entertainment schedules, current membership incentives and photos of recent winning patrons. The Magic Money Player's Club also provides benefits to the customer such as cash rewards, club perquisites and a sense of belonging. Because gaming members earn points that are redeemable for cash, the Magic Money Player's Club provides an effective way to give back to loyal customers a portion of their play. The reward levels are viewed as goals for the member and therefore increase length of stay and frequency of visits. Active members with high play levels are also rewarded with complimentary entertainment and event tickets as well as free dining and lodging. Since other competing casinos have similar "clubs", the perceived quality of such clubs is an important marketing factor.
Casino Magic-Bossier City actively promotes motorcoach group package programs. Intended to maintain customer volume during traditionally non-peak times, bus programs originate at locations 50 to 250 miles from the property, are completed in one day, and are generally organized by one of the participants. Professional tour operators also organize bus trips which originate at locations more than 250 miles from the Casino. These motorcoach groups will typically spend one or more nights away from home.
SEASONALITY
The Company's current gaming operations, are subject to seasonal variation. Gaming revenues typically increase in the summer months.
COMPETITION
GENERAL
Thirteen of the fifteen available riverboat gaming licenses have been awarded and have operating casinos in Louisiana, all of which have opened since
September 1993. Of these thirteen riverboat casinos, four are currently licensed and operate in the Bossier City/Shreveport market and offer substantially similar gaming facilities. Casino Magic-Bossier City faces competition from those existing operations, particularly to the extent that they add to or enhance existing amenities. For example, Binion's Horseshoe Casino has completed construction of a 606-room all suites hotel at its riverboat casino location in Bossier City. In addition, Horseshoe Casino has replaced its original casino riverboat with a new riverboat that offers significantly expanded gaming and non-gaming areas. This expanded riverboat in conjunction with the new hotel gives Horseshoe casino a significant advantage in the Bossier City/Shreveport market. Another casino operator in the area has begun construction of an onsite hotel.
On June 1997, the Louisiana legislature passed a bill which would allow racetracks in Saint Landry, Calcasieu and Bossier parishes to install slot machines. The Governor of Louisiana has signed the billand pursuant to the Constitutional Amendment the introduction of this new form of gaming has been approval by each affected parish in a local referendum. However, new legislation relating to the taxation of the slot machines will need to be passed with a 66% approval margin in order to fully implement this new legislation. The impact of the legislation, if approved, on the Company can not currently be determined.
                                       3

RISK  OF  TEXAS  GAMING  LEGALIZATION
Casino gaming is currently prohibited in several nearby jurisdictions which are important to the Bossier City/Shreveport Market. As a result, residents of these jurisdictions, principally Texas, comprise a significant portion of the customers of existing gaming operations in Bossier City/Shreveport, including Casino Magic-Bossier City.
Although casino gaming is not currently permitted in Texas and the Texas Attorney General has issued an opinion that gaming in Texas would require an amendment to the Texas Constitution, the Texas Legislature has considered from time to time various proposals to authorize casino gaming, but to date has not done so. A constitutional amendment would require a two-thirds vote of those present and voting in each house of the Texas Legislature and approval by the electorate in a referendum. The legalization of casino gaming in Texas and the opening of one or more casinos in the Dallas-Fort Worth area, which is a major market for Bossier City/Shreveport gaming operations, would have a material adverse effect on the Company's results of operations.
GAMING  REGULATION
In 1991 the Louisiana legislature enacted the Louisiana Riverboat Economic and Gaming Control Act, LSA-R.S. 4:501, et. seq. (the "Louisiana Gaming Act"). The Louisiana Gaming Act authorized the licensing of up to 15 riverboats to conduct gaming on designated rivers and waterways. Pursuant to the Louisiana Gaming Act, the Riverboat Gaming Commission (the "Louisiana Commission"), was created within the Department of Public Safety and Corrections for the State of Louisiana. Additionally, a riverboat gaming regulatory group within the Louisiana State Police was created. The Louisiana Gaming Commission and the State Police were authorized to and did promulgate the existing rules and regulations governing the licensing and operations of riverboats.
The Louisiana legislature in the First Extraordinary Session, 1996, enacted new legislation (the "Louisiana Board Act") which transferred the regulatory oversight of most gaming operations in Louisiana, including riverboat gaming, to the Gaming Control Board (the "Louisiana Board"), effective as of May 1, 1996. The Louisiana Commission was abolished as of that same date. The Louisiana Board consists of nine members appointed by the Governor of Louisiana.
The Louisiana Board is empowered to regulate four forms of gaming activities and operations in the state: riverboat, video poker, the land-based casino in New Orleans, and all state regulated aspects of Indian gaming. (Excluded is the regulation and oversight of horse racing and off-track betting, the state lottery, and charitable gaming.) Accordingly, the Louisiana Board has all regulatory authority, control, and jurisdiction, including investigation, licensing, and enforcement, and all power incidental to or necessary for such regulatory authority, control and jurisdiction, over all aspects of gaming activities and operations as authorized pursuant to the provisions of the Louisiana Gaming Act, the Louisiana Economic Development and Gaming Corporation Act (Land-Based Casino in New Orleans), and the Video Draw Poker Devices Control Act.
The Louisiana Board has been authorized to promulgate rules and regulations to govern the aforesaid types of gaming in Louisiana; however, all administrative rules and regulations promulgated by entities whose powers have been transferred to the Louisiana Board are to be considered valid and remain in effect until repealed by the Louisiana Board.
The construction, ownership and operation of riverboat gaming vessels is now subject to regulation by the Louisiana Board. The State Police conduct investigations and audits regarding the qualifications of applicants for licenses or permits requiring suitability determinations, submit all investigative reports to the Louisiana Board, conduct audits to assist the Louisiana Board, issue certain licenses and permits in accordance with rules adopted by the Louisiana Board, and perform all other duties and functions necessary for the efficient and thorough regulation and control of gaming activities and operations under the Louisiana Board's jurisdiction.
The Louisiana Board Act did not repeal the Louisiana Gaming Act, the original 1991 statute authorizing riverboat gaming in Louisiana, but rather amended it to transfer licensing and regulatory authority to the Louisiana Board and to redefine the authority of the State Police. Otherwise the Louisiana Gaming Act remains in effect. Accordingly, the Louisiana Gaming Act continues to authorize up to 15 licenses to conduct gaming activities on riverboats, with no more than six licenses to be granted to riverboats operating in any one parish.
                                       4

Current Louisiana law limits the number of riverboat casino licenses in the state to 15, all but one of which have been awarded, and limits the concentration of riverboat casino licenses in any one parish to six. The relative success of gaming operations in the Bossier City/Shreveport market, as compared to other Louisiana markets, may increase the possibility that existing licenses may be relocated to the Bossier City/Shreveport market. However, the relocation of existing licenses to another parish or of riverboats within the same parish is restricted by the Constitutional Amendment which requires, among other things, a local parish-wide election to approve, by majority vote, the licensing of any additional riverboats in a parish with existing licensed riverboats or the relocation of any operating riverboat to a different berth in the same parish.
A Constitutional Amendment was approved by voters statewide, which requires local option elections in parishes before new forms of gaming may be conducted therein or before existing forms of gaming may be conducted in new areas. For example, the Constitutional Amendment requires a local option referendum before an additional riverboat could move into a parish, regardless of whether such parish had authorized the continuation of riverboat gaming in such parish in the Louisiana Referendum. In this respect, (i.e., relocation of riverboat gaming vessels to new locations) the Constitutional Amendment would appear to be more restrictive than the legislation requiring the Louisiana Referendum. Licenses may be and have been issued for dockside riverboat gaming along the Red River in the Shreveport/Bossier City area. Dockside gaming is presently prohibited at other locations in the state. A riverboat gaming license has an initial term of five years, with subsequent annual renewals thereafter. Pursuant to the decision of the State Police at a hearing held on April 30, 1996, the Louisiana riverboat gaming license acquired by the Company has an unexpired term of five years less the sixty-five days that the previous licensee conducted riverboat gaming operations. The unexpired term of the license recommenced on October 4, 1996 the date that the Company began riverboat gaming operations in Bossier City. The application for renewal consists of a sworn statement of all changes in information, including financial information, provided in any previous applications. The transfer of a license is prohibited. The Louisiana Board may restrict, suspend or revoke a license or permit. Suspension or revocation of any license or permit would have a material adverse effect upon the business of the Company. Pursuant to the existing laws, rules and regulations, the Company must submit detailed financial, operating and other reports to the Louisiana Board and substantially all loans, leases, private sales of securities, extensions of credit and similar financing transactions entered into by any of the Regulated Persons , must be reported to the Louisiana Board for prior approval or for a determination that the transaction does not need prior approval. The Company is also required to periodically submit detailed financial and operating reports to the Louisiana Board and furnish any other information which the Louisiana Board may require.
The applicant for a gaming license, its directors, officers, key personnel, partners, and persons holding a 5% or greater interest in the applicant and their spouses will be required to be found suitable by the Louisiana Board. This requires the filing of an extensive application to the Louisiana Board disclosing personal, financial, criminal, business and other information. The applicant is required to pay all costs of investigation. There can be no assurance that such person will be found suitable by the Louisiana Board. An application for licensing of an individual may be denied for any cause deemed reasonable by the Louisiana Board. Any individual who is found to have a material relationship to or a material involvement with, the Company may be required to be investigated in order to be found suitable or be licensed as a business associate of an applicant. Key employees, controlling persons or others who exercise significant influence upon the management or affairs of the Company may also be deemed to have such a relationship or involvement. If the Louisiana Board were to find a director, officer or key employee unsuitable for licensing or unsuitable to continue having a relationship with an applicant, the applicant would have to suspend, dismiss and sever all relationships with such person. The applicant would have similar obligations with regard to any person who refuses to file appropriate applications. Each gaming employee must obtain a gaming employee permit which may be revoked upon the occurrence of certain specified events.
The sale, assignment, transfer, pledge or disposition of securities which represent 5% or more of the total outstanding shares issued by a corporate licensee is subject to Louisiana Board approval. After a license is granted, any person acquiring an economic interest of 5% or more in a license must obtain the Louisiana Board's prior approval for the transaction. Failure to obtain that approval is grounds for license revocation. A security issued by a corporate license must generally disclose these restrictions.
                                       5

If the Louisiana Board finds that an individual holder of a corporate licensee's securities or a director, partner, officer or manager of the licensee is not qualified pursuant to the existing laws, rules and regulations, and if as a result the licensee is no longer qualified to continue as a licensee, it can propose action necessary to protect the public interest, including the suspension or revocation of a license or permit. It may also issue, under penalty of revocation of license, a condition of disqualification naming the person and declaring that such person may not (a) receive dividends or interest on securities of the licensee, (b) exercise any right conferred by securities of the licensee, (c) receive remuneration or any other economic benefit from the licensee or continue in an ownership or economic interest in the licensee or remain as a director, partner, officer, or manager of the licensee.
NON-GAMING  REGULATION
The Company is subject to certain federal, state and local safety and health laws, regulations and ordinances that apply to non-gaming businesses generally, such as the Clean Air Act, Clean Water Act, Occupational Safety and Health Act, Resource Conservation Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act. The Company has not made, and does not anticipate making, material expenditures with respect to such environmental laws and regulations. However, the coverage and attendant compliance costs associated with such laws, regulations and ordinances may result in future additional costs to the Company's operations. For example, in 1990 the U.S. Congress enacted the Oil Pollution Act to consolidate and rationalize mechanisms under various oil spill response laws. The Department of Transportation has proposed regulations requiring owners and operators of certain vessels to establish through the U.S. Coast Guard evidence of financial responsibility in the amount of $5.5 million for clean-up of oil pollution. This requirement would be satisfied by either proof of adequate insurance (including self-insurance) or the posting of a surety bond or guaranty.
Traditional riverboats capable of cruising, including those that are not required to cruise, must comply with U.S. Coast Guard requirements as to boat design, on-board facilities, equipment, personnel and safety. Each of them must hold a Certificate of Seaworthiness or must be approved by the American Bureau of Shipping ("ABS") Building Code. The U.S. Coast Guard requirements establish design standards, set limits on the operation of the vessels and require individual licensing of all personnel involved with the operation of the vessels. Loss of a vessel's Certificate of Seaworthiness or ABS approval would preclude its use as a floating casino.
All shipboard employees of the Company, even those who have nothing to do with the actual operation of the vessel, such as dealers, waiters and security personnel, may be subject to the Jones Act which, among other things, exempts those employees from state limits on workers' compensation awards. SERVICE MARKS
Casino Magic is the owner of U.S. service mark registrations for the service marks "Casino Magic ", "A Cut Above " "Casino Magic GetawaysSM", "Magic MoneySM", "ABRACADABRA'S" and "Amazing Randolphs" granted by the U.S. Patent and Trademark Office on July 13, 1993, June 21, 1994, October 18, 1994, December 2, 1997, March 3, 1998 and March 3, 1998 respectively. Casino Magic is also the owner of a Canadian service mark registration for "Casino Magic " service mark granted on March 3, 1995. The Company has filed service mark registration applications for the "Casino Magic" service mark in Greece and Mexico. The Company also uses and claims rights to several additional service marks. The effect of the Company's service marks is to provide an identity between the Company and its services. U.S. service mark registrations provide protection for a period of 10 years from the date of registration and may be renewed indefinitely for successive 10-year periods. While prior use of a service mark may establish an exclusive right to its use in connection with the sale of services in a particular market area, registration with the U.S. Patent and Trademark Office, or similar government agencies in foreign jurisdictions, provides such right throughout the United States or the foreign jurisdiction and a presumption of damage to the Company should the mark be infringed. There are no assurances that any of the service marks used by the Company, whether or not registered, will be free from future challenge by others as to prior use or as otherwise being unprotectable.

PERSONNEL
As of January 1, 1998, the Company had approximately 958 full-time employees and 100 part-time employees. The Company's management believes that its relationship with its employees is good. With the expansion of gaming in Northwest Louisiana, new competitors are likely to actively recruit the
Company's management and casino personnel, many of whom have been trained at the expense of the Company. None of the Company's employees are currently represented by a labor union.
FORWARD  LOOKING  STATEMENTS
The discussions regarding proposed Company developments and operations included in "Item 1 - BUSINESS" contain forward looking statements that involve a number of risks and uncertainties. In addition to the factors discussed above, other factors that could cause actual results to differ materially are the following: business conditions and growth in the gaming industry and the general economy; existing and future development by gaming operators competing with the Company; obtaining and retaining necessary licenses or regulatory approvals; acquiring or generating funding necessary to undertake and complete development plans; and other risks detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.
ITEM  2.          PROPERTY
CORPORATE  HEADQUARTERS
Pursuant to the Management Agreement, the Company's principal executive and administrative offices are maintained in approximately 6,000 square feet of office space at 711 Casino Magic Drive, Bay Saint Louis, Mississippi 39520. CASINO MAGIC-BOSSIER CITY PROPERTY
Casino Magic-Bossier City is located on a 23 acre site on the Red River in Bossier City, Louisiana. The property secures the First Mortgage Notes. Gaming at Casino Magic-Bossier City occurs upon a riverboat which, while capable of cruising on the river, is permanently moored at the site. The riverboat provides approximately 30,000 square feet of area within which the Company has located 1,004 slot machines and 40 table games. Access to the riverboat is provided through a 55,000 square foot service building which includes restaurants and lounges, customer entertainment and service areas and office space. Parking for Casino Magic-Bossier City is provided by a 1,500 four-story parking ramp and surface parking for an additional 400 vehicles. The Company has developed plans for the expansion of the pavilion for additional restaurant facilities and the construction of a 188 room hotel on the site of Casino Magic-Bossier City. The architectural and engineering designs for the expansion of the pavilion and the hotel have been completed and groundwork has begun.
Management believes that Casino Magic-Bossier City facilities and space for expansion are adequate for the future growth and development of the facility.
ITEM  3.          LEGAL  PROCEEDINGS
In July 1997, the Company entered into an agreement to sell to Carlo Corporation ("Carlo") the Crescent City Riverboat acquired by the Company in connection with its establishment of Casino Magic-Bossier City. A deposit of $1,000,000 was paid by Carlo under the agreement and was subject to forfeiture as liquidated damages if the purchase of the vessel was not completed. Carlo asserted that the condition of the vessel excused Carlo from completing the purchase, and requested the return of the deposit. The Company denied the claim and retained the deposit. On August 29, 1997 Carlo commenced litigation on the Circuit Court of Harrison County, Mississippi seeking return of the deposit and punitive damages. The Company has answered the claim. While the Company's management can not predict the outcome of this action, management believes that Company was entitled to retain the deposit as liquidated damages under the agreement and intends to vigorously defend this action.
ITEM  4.          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
NONE

ITEM  5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
MATTERS
The common stock of the Company is held by Jefferson Corp., its parent corporation, and is pledged to secure the First Mortgage Notes. There is no market for the common equity of the Company.
ITEM  6.          SELECTED  FINANCIAL  DATA
Beginning in April 1995, Crescent City conducted gaming activities in New Orleans, Louisiana for a 65-day period before a bankruptcy proceeding was commenced against it. Pursuant to the court approved Plan of Reorganization, Crescent City was acquired by Jefferson Corp. in May 1996. Because the Company is operating in a different market, with a different vessel and facility, with different management, ownership, and employees and using a different name and marketing theme, management believes that the financial position and operating results of Crescent City prior to the acquisition are not meaningful.
The selected financial data of the Company presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company and notes thereto. The historical statement of operations and balance sheet data have been derived from the financial statements of the Company which have been audited by Arthur Andersen LLP, independent auditors of the Company. The Company had no operations until the opening of Casino Magic-Bossier City on October 4, 1996, and, accordingly, no revenues or expenses were incurred other than interest income, expense and capitalized interest prior to October 4, 1996. All normal operating expenses were capitalized under preopening costs until October 4, 1996, in accordance with the Company's accounting policies.

(IN  THOUSANDS,  EXCEPT  PER  SHARE  DATA)          May  13,  1996  (inception)

STATEMENT OF OPERATIONS DATA                           December 31,1997     through December 31, 1996
                                                      -------------------  ---------------------------
Revenues                                              $           93,205   $                   12,738
Costs and expenses                                                87,468                       20,077
Income (loss) from operations                                      5,737                       (7,340)
Other                                                             16,379                        2,705
(Loss) before income taxes                                       (10,642)                     (10,044)
Income taxes benefit                                                  --                           --
Net (loss)                                                       (10,642)                     (10,044)
Net (loss) per share                                  $       (10,641.78)  $               (10,044.40
BALANCE SHEET DATA:                                   December 31, 1997    December 31, 1996
                                                      -------------------  ---------------------------
Working capital (deficiency)                                        (917)                       4,578
Total assets                                                     142,638                      149,330
Current liabilities (including construction payable)              23,441                       17,246
Total long-term debt, including current maturities               121,319                      121,729
Shareholder's equity                                               1,684                       12,234


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussions regarding proposed Company developments and operations included in "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and "NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS" contain forward looking statements that involve a number of risks
and  uncertainties.    These  forward-looking  statements  relate  to:  (i)
construction on the pavilion expansion and hotel at Casino Magic-Bossier City; and (ii) the Company's ability to fund planned developments and debt service obligations over the next twelve months with currently available cash and marketable securities and with cash flow from operations. Construction projects entail significant construction risks, including, but not limited to, cost overruns, delay in receipt of governmental approvals, shortages in materials or skilled labor, labor disputes, unforeseen environmental or engineering problems, work stoppage, fire and other natural disasters, construction scheduling problems and weather interferences, any of which, if it occurred, could delay construction or result in a substantial increase in costs to the Company. The Company's ability to meet its consolidated debt obligations may be dependent upon the successful completion of the hotel and the other planned construction projects at Casino Magic-Bossier City, and the Company's future operating performance, which is itself dependent on a number of factors, such as, prevailing economic and competitive conditions, regulatory compliance, and other factors affecting the Company's operations and business, many of which are outside of the Company's control. In addition to the risks and uncertainties discussed above, other factors that could cause actual results to differ materially are detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.
                                       8

DEVELOPMENT  ACTIVITIES
On May 13, 1996 Jefferson Corp. acquired all the outstanding capital stock of Crescent City pursuant to the Plan of Reorganization. Crescent City discontinued all of its gaming activities in June 1995 after only a very brief period of operations in the New Orleans market and its only significant assets at the time of the Plan of Reorganization consisted of the Crescent City Riverboat, a Louisiana gaming license, and the furniture, fixtures and gaming equipment located on the Crescent City Riverboat. As a result of the foregoing factors and because the Company is operating in a different market, with a different vessel and facility, different management and ownership and with a different name and marketing theme, management believes that the financial position and operating results of Crescent City prior to the acquisition are not meaningful to the Company or prospective investors, and such financial
information  is  therefore  not  presented.    Pursuant  to  the  Plan  of
Reorganization, Crescent City was discharged from substantially all of its liabilities prior to the acquisition. From that time until the October 4, 1996 opening of Casino Magic-Bossier City using temporary boarding, mooring and paved parking facilities, the Company had been in the development stage and its activities had been limited to arranging for the design, preliminary site work, construction, and financing for Casino Magic-Bossier City. A comparison of results from 1996 to 1997 is not meaningful due to the opening of the facility in October 1996.
RESULTS  OF  OPERATIONS
YEAR  ENDED  DECEMBER  31,  1997
Gaming revenues at Casino Magic-Bossier City were $89.5 million for 1997. Based upon public reports made to the Louisiana Gaming Control Board, this represents approximately a 17% share of total gaming revenues in the four casino Bossier City/Shreveport Market. During 1997, the Company attempted to increase Casino Magic-Bossier City's market share through significant marketing, advertising and promotional efforts. However, this attempt to strengthen Casino Magic-Bossier City's market share was not as successful as anticipated. Although the Company continues to implement improved and cost effective marketing and promotional programs to increase revenues, there can be no assurance it will continue to be successful in doing so. Other revenues, which represent food and beverage sales, were $3.7 million for 1997. Total costs and expenses during 1997 were $87.5 million and Casino Magic-Bossier City had operating income of $5.7 million for 1997. The Company incurred $8.2 million in total marketing and promotional expenses during the first quarter of 1997, including approximately $4.0 million in promotional give-away programs which were expected to generate a level of incremental gaming revenues that were not achieved. Additionally, in the first four months of 1997, Casino Magic-Bossier City was incurring operating expenses at a level consistent with operating a property at significantly higher revenue levels. Beginning in May 1997 the Company implemented changes to reduce overall operating costs, and specifically marketing and promotional costs. These cost reductions enabled the Company to achieved positive cash flow from operations of approximately $4.6 million during the last three quarters of 1997.
Other (income) and expenses were $16.4 million for 1997. Expenses included $17.0 million in interest expense relating primarily to the First Mortgage Notes used to develop Casino Magic-Bossier City. Additionally, included in other income and expense are the gain on the sale of the Crescent City Riverboat of approximately $1.4 million and management fees of approximately $1.1 million.
The Company is included in a consolidated group subject to a tax-sharing agreement between itself, all affiliated companies and its ultimate parent Casino Magic. The difference between the 0% rate and the statutory rate of 35% is due to a tax valuation allowance against the tax benefit recorded as a result of the tax sharing agreement.
Casino Magic-Bossier City incurred a net loss of $10.6 million during 1997, or a loss of $10,641 per share. This is the result of lower than anticipated revenues, exceptionally high advertising and promotional costs that should not recur in future periods and operating costs incurred in anticipation of significantly higher revenues, specifically in the first quarter of 1997.

FROM  MAY  13,  1996  (INCEPTION)  THROUGH  DECEMBER  31,  1996:
The Company had no operations until the opening of Casino Magic-Bossier City on October 4, 1996. No revenues or expenses were incurred other than interest income, expense and capitalized interest prior to October 4, 1996. All normal operating expenses were capitalized under preopening costs until October 4, 1996, in accordance with the Company's accounting policies. The Company anticipated that its initial results might be adversely affected by opening with limited facilities while construction was proceeding on the permanent land-based amenities, as well as by the expensing of preopening costs. During the period from October 4, 1996 through December 31, 1996, Casino Magic-Bossier City generated revenues of approximately $12.6 million with only limited food, beverage and retail services. Such revenues were achieved in spite of the fact that high water on the Red River, which flooded the
Company's temporary parking area, caused the casino to be closed for fifteen days in November and December including two weekends, one the Thanksgiving holiday weekend. The substantially completed permanent Casino Magic-Bossier City facility, which opened on December 31, 1996, is located above the flood plain so that high water should not cause a closing in the future. The Company believes that such revenue levels were also adversely affected by the lack of competitive amenities during the period of operations with temporary land based facilities.
Total costs and expenses for the period May 13 1996 (inception) through December 31, 1996 were $20.1 million. These costs were significantly affected by several factors including: (i) most operating expenses were unusually high as a percentage of revenues due to the 15-day closure of the casino operations, which reduced revenues, although the Company continued to incur certain payroll and most other operating costs during the closure periods;
(ii) additional costs incurred because of opening and closing procedures necessary when the casino twice ceased operations during the high water periods; (iii) clean-up costs incurred due to high water during this period.
(iv) marketing costs increased due to efforts to inform customers of closures and subsequent reopenings; and (v) the Company incurred $6.5 million in preopening costs.
The Company incurred $2.7 million in other (income) and expenses for the period May 13, 1996 through December 31, 1996. This consisted of $7.3 million in interest expense on the First Mortgage Notes. Of this amount, the Company capitalized interest of $4.1 million relating to the construction of Casino Magic-Bossier City's entertainment facility and had interest income of $0.5 million earned on funds held in the Cash Collateral Accounts. No Contingent Interest was incurred or paid during this period.
The Company incurred neither an income tax expense or benefit during the period from May 13, 1996 through December 31, 1996. The Company is included in a consolidated group subject to a tax sharing agreement between itself, its ultimate parent Casino Magic and other subsidiaries thereof.
The Company had a net loss of $10.0 million, or $10,027.17 loss per share in the period ended from May 13, 1996 (inception) through December 31, 1996. The net loss is attributable to the Company having had no operations until October 4, 1996, incurring $6.5 million in preopening costs, the closure of the casino due to high water for 15 days in November and December 1996, and the casino's beginning of operations before a substantial portion of the casino's amenities were completed.
LIQUIDITY  AND  CAPITAL  RESOURCES
At December 31, 1997, the Company had unrestricted cash and marketable securities of $10.7 million compared to unrestricted cash and marketable securities of $4.0 million at December 31, 1996. The Company has $10.6 million in restricted marketable securities at December 31, 1997 due to the sale of the Crescent City Riverboat. At December 31, 1996, the Company had $16.9 million in restricted cash relating to the First Mortgage Notes issued to fund the construction of Casino Magic-Bossier City.
During 1997, the Company generated $1.6 million of cash flow in operating activities and refinanced approximately $3.9 million of long term equipment debt. The Company spent $7.2 million for acquisitions of property, equipment and other long-term assets. The Company plans additional investments in 1998, but most of such additional expenditures will be subject to the ability of the Company to generate positive cash flows from operations, the $11.7 million in proceeds from the sale of the Crescent City Riverboat or the availability of financing. There can be no assurance that sufficient funds will be available for the Company to make all planned improvements.

The Company opened Casino Magic-Bossier City on October 4, 1996 using a temporary boarding facility, and on December 31, 1996, opened the permanent facility. The Company plans to expand the pavilion and to construct an approximately 188-room convention hotel and related amenities, including restaurants and a swimming pool. The construction of the hotel is expected to be funded primarily by the $11.7 million in proceeds received from the sale of the Crescent City Riverboat and the future operating cash flow of Casino Magic-Bossier City. No assurances can be given that the proceeds from the sale of the Crescent City Riverboat and the cash flow from the operations of Casino Magic-Bossier City will be sufficient to develop such hotel and related facilities or that these improvements will ever be developed.
The  First  Mortgage  Notes  are  governed  by  the  Louisiana  Indenture. The
Louisiana Indenture pursuant to which the First Mortgage Notes have been issued contains certain covenants that will limit the ability of the Company to, among other things, incur additional indebtedness and issue preferred stock, pay dividends, make investments or make other restricted payments, incur liens, enter into mergers or consolidations, enter into transactions with  affiliates  or  sell  assets.
The Company will have a significant need for cash in 1998 and beyond in order to continue its planned development. The Company believes that cash and marketable securities at December 31, 1997, and cash flows from operations will be sufficient to service its operating and debt service requirements and beginning of construction on the Casino Magic-Bossier City hotel and pavilion expansion through at least the next twelve months.
 ITEM  8.                    FINANCIAL  DATA  AND  SUPPLEMENTARY  DATA
The financial statements of the Company and the notes thereto are attached to this Annual Report.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
                                   PART III
ITEM  10.          DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT
Omitted  pursuant  to  General  Instruction  (I)(2)(c)  to  Form  10-K.
ITEM  11.          EXECUTIVE  COMPENSATION
OMITTED  PURSUANT  TO  GENERAL  INSTRUCTION  (I)(2)(C)  TO  FORM  10-K.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Omitted pursuant to General Instruction (I)(2)(c) to Form 10-K.
ITEM  13.          CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
In August 1996 the Company entered into a Management Agreement with Casino Magic and Casino Magic Management Services (the "Manager") for a term through August 22, 2006, pursuant to which Casino Magic licensed the "Casino Magic" name to the Company and the Manager provides management services to the
Company. Casino Magic is the direct parent corporation of Jefferson Corp. which holds a 100% beneficial ownership interest in the Company. In consideration for the services provided under the Management Agreement, the Company has agreed to pay the Manager a management fee equal to 10% of Adjusted Consolidated Cash Flow, subject to certain limitations set forth in the Indenture. The Company accrued management fees of $1.4 million during 1997, none of which has been paid.
The Company and Jefferson Corp. are and all future subsidiaries of the Company will be, parties to a Tax-Sharing Agreement (as defined herein) between Casino Magic and each of its domestic subsidiaries (the "Consolidated Group") pursuant to which Casino Magic will file a consolidated federal income tax return on behalf of the Consolidated Group and timely pay the Consolidated Group's federal income tax liability and the Company, Jefferson Corp. and each such future subsidiary will pay Casino Magic an amount equal to their respective share of the Consolidated Group's federal income tax liability calculated in the manner prescribed in such Tax-Sharing Agreement.
                                      11

                                    PART IV
ITEM  14.          FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS  ON  FORM 8-K
     (A) FINANCIAL STATEMENTS OF JEFFERSON CASINO CORPORATION Report of Independent Public Accountants.
Financial  Statements:
Consolidated  Statements  of  Operations  for  the  year:
     ended December 31,1997 and for the period from May 13, 1996 (date of inception) through
     December  31,  1996
Consolidated  Balance  Sheets  as  of  December  31, 1997 and December 31,1996
Consolidated  Statements  of  Changes  in  Equity  for the year ended December
31,1997
     and for the period from May 13, 1996 (date of inception) through December 31, 1996
Consolidated  Statements  of  Cash  Flows for the year ended December 31, 1997 and for the period fromMay 13, 1996 (date of inception) through December 31, 1996
Notes  to  Consolidated  Financial  Statements

(B)          REPORTS  ON  FORM  8-K
No reports on Form 8-K were been filed during the fourth quarter of the year ended December 31, 1997.
     (C)          EXHIBITs
3.1* Amended and Restated Certificate of Incorporation of Casino Magic of Louisiana, Corp.
3.2*          By-laws  of  Casino  Magic  of  Louisiana,  Corp.
3.3*          Certificate  of  Incorporation  of Jefferson Casino Corporation.
3.4*          By-laws  of  Jefferson  Casino  Corporation.
4.1* Form of the Company's 13% Notes due 2003 with Contingent Interest in the aggregate principal amount of $115,000,000.
4.2*          Form  of Guarantee issued on August 22, 1996 by Jefferson Casino
Corporation.
4.3* Indenture dated as of August 22, 1996 by and among the Company, First Union Bank of Connecticut, as Trustee, and the Guarantors named therein, for the Company's $115,000,000 of 13% First Mortgage Notes due 2003 with contingent interest.
4.4*          Registration Rights Agreement dated as of August 22, 1996 by and among the company, the Guarantors named therein and the Initial Purchasers named therein.
4.5*       Cash Collateral and Disbursement Agreement dated August 22, 1996 by and among the Company, First Union Bank of Connecticut, as Trustee, and First National Bank of Commerce, as disbursement agent.
4.6*       Security Agreement dated as of August 22, 1996 by and between First
Union  Bank  of  Connecticut,  as  Trustee,  and  the  Company,  as Guarantor.
4.7*        Stock Pledge and Security Agreement dated as of August 22, 1996 by and between First Union Bank of Connecticut, as Trustee, and Jefferson Casino Corporation, as Pledgor.
4.8* Security Agreements dated as of August 22, 1996 by and between First Union Bank of Connecticut, as Trustee, and Jefferson Casino Corporation.

4.9*     First Preferred Ship Mortgage dated as of August 22, 1996 executed in favor  of  First  Union  Bank  of  Connecticut,  as  Trustee,  by the Company.
4.10*       First Preferred Ship Mortgage dated as of August 22, 1996 executed in  favor  of  First  Union  Bank  of Connecticut, as Trustee, by the Company.
4.11*          Mortgage of the Company dated as of August 22, 1996 executed in favor  of  First  Union  Bank  of  Connecticut,  as  Trustee.
4.12*          Form  of  Accounts  Pledge  Agreement.
4.13*          Note  Purchase  Agreement  dated  August  16,  1996.
4.14          Collateral  Assignment  dated  August  22,  1996.
4.15*          First  Supplement  to  the  Indenture
4.16*          First  Supplement  to  the  Security  Agreement
10.1*          Management  Agreement
10.2*          Tax-Sharing  Agreement
10.3*        Credit Agreement with First National Bank of Commerce dated March
27,  1997.
10.4*          Agreement  for  the  sale of the Crescent City Queen Riverboat.
27          Financial  Data  Schedule  (filed  electronically  only)
-          Filed  with  Form  S-4  333-14535

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

     JEFFERSON  CASINO  CORPORATION

Dated:    March  30,  1998          By:  /s/  James  E.  Ernst
     James  E.  Ernst.,  President
     and  Chief  Executive  Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature          Title            Date

/s/  Marlin  F.  Torguson          Chairman  of  the  Board     March 30, 1998
Marlin  F.  Torguson

/s/  James  E.  Ernst          President  and  Chief          March  30,  1998
James  E.  Ernst          Executive  Officer
     (principal  executive  officer)

/s/  Jay  S.  Osman          Chief  Financial          March  30,  1998
Jay  S.  Osman          Officer  and  Treasurer  (principal
     financial  and  accounting  officer)

/s/  Roger  H.  Frommelt          Director            March  30,  1998
Roger  H.  Frommelt

/s/E.  Thomas  Welch          Director          March  30,  1998
E.  Thomas  Welch

                         INDEX TO FINANCIAL STATEMENTS
CONTENTS          PAGES
Report  of  Independent  Public  Accountants          F-2
Financial  Statements:
Consolidated  Statement  of  Operations for the yearended December 31,1997 and for  the  period  from  May  13,  1996  (date  of  inception)
     through  December  31,  1996          F-3
Consolidated  Balance  Sheets  as  of  December  31, 1997 and December 31,1996
F-4
Consolidated  Statements  of  Changes  in  Equity  for the year ended December
31,1997
     and for the period from May 13, 1996 (date of inception) through December
31,  1996          F-5
Consolidated  Statements  of  Cash  Flows for the year ended December 31, 1997 and for the period from May 13, 1996 (date of inception) through December
31,  1996          F-6
Notes  to  Consolidated  Financial  Statements          F-8

REPORT  OF  INDEPENDENT  PUBLIC  ACCOUNTANTS


To  JEFFERSON  CASINO  CORPORATION:

We have audited the accompanying consolidated balance sheets of Jefferson Casino Corporation (a Louisiana corporation and a wholly owned subsidiary of Casino Magic Corp.) as of December 31, 1997 and 1996 and the related consolidated statements of operations, changes in equity and cash flows for the year ended December 31, 1997 and for the period from inception (May 13,
1996) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jefferson Casino Corporation as of December 31, 1997 and 1996 and the results of their operations and development stage activities and their cash flows for the year ended December 31, 1997 and for the period from inception (May 13, 1996) through December 31, 1996 in conformity with generally accepted accounting principles.



                                                           ARTHUR ANDERSEN LLP

New  Orleans,  Louisiana,
February  27,  1998


                          JEFFERSON CASINO CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                       MAY 13, 1996
                         YEARS ENDED      (INCEPTION) THROUGH

                                          DECEMBER 31,1997    DECEMBER 31,1997
                                         ------------------  ------------------
REVENUES:
   Casino                                $      89,539,940   $      12,664,451
   Food, beverage and rooms                      2,879,922                   -
   Other Operating revenues                        785,226              73,349
                                         ------------------  ------------------
                                                93,205,088          12,737,800
                                         ------------------  ------------------
COSTS AND EXPENSES:
   Casino                                       47,556,444           7,123,353
   Food and beverage                             3,608,206                   -
   Other operating costs and expenses              618,699              36,294
   Advertising and marketing                    14,998,833           1,695,039
   General and administrative                    7,234,507           2,258,779
   Property operation, maintenance and
     energy cost                                 4,975,789           1,060,727
   Rents, property taxes and insurance           2,575,905             246,169
   Depreciation and amortization                 5,899,975           1,136,883
   Preopening expenses                                   -           6,520,158
                                         ------------------  ------------------
                                                87,468,358          20,077,402
                                         ------------------  ------------------
INCOME (LOSS) FROM OPERATIONS                    5,736,730          (7,339,602)
                                         ------------------  ------------------
OTHER (INCOME) EXPENSE:
   Interest expense                             17,035,579           7,342,000
   Interest capitalized                           (107,401)         (4,147,612)
   Interest income                                (464,259)           (488,774)
   Other                                           (85,412)               (818)
                                         ------------------  ------------------
                                                16,378,507           2,704,796
                                         ------------------  ------------------
LOSS BEFORE INCOME TAXES:                      (10,641,777)        (10,044,398)
                                         ------------------  ------------------

INCOME TAX EXPENSE(BENEFIT)                              -                   -

NET LOSS                                 $     (10,641,777)  $     (10,044,398)
                                         ==================  ==================

NET LOSS PER COMMON SHARE:               $      (10,641.78)  $      (10,044.40)
                                         ==================  ==================

WEIGHTED AVERAGE COMMON SHARES - 1000



SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS.


                               JEFFERSON CASINO CORPORATION
                               CONSOLIDATED BALANCE SHEETS
                                   DECEMBER 31,      DECEMBER 31,

                                                                 1997           1996
                                                             -------------  -------------
ASSETS
Current assets:
   Cash and cash equivalents                                 $ 10,675,429   $  3,959,126
   Restricted cash                                                      -     16,899,654
   Restricted marketable securities                            10,629,405              -
   Other current assets                                         1,218,886        964,997
                                                             -------------  -------------
       Total current assets                                    22,523,720     21,823,777
                                                             -------------  -------------
Property and equipment:
   Land and improvements                                       18,956,769     14,716,035
   Building and improvements                                   20,930,281              -
   Riverboat and improvements                                  22,599,897     20,427,361
   Leasehold improvements                                         111,711         74,075
   Furniture and equipment                                     18,775,297     12,239,594
   Construction in progress                                       883,291     27,105,683
                                                             -------------  -------------
                                                               82,257,246     74,562,748
     Less accumulated depreciation and amortization            (4,993,784)      (740,922)
                                                             -------------  -------------
       Total property and equipment, net                       77,263,462     73,821,826
                                                             -------------  -------------
Other long-term assets:
   Deferred gaming license cost, net of accumulated
     amortization of $2,013,838 and $395,489, respectively     38,048,426     38,337,333
   Property held for sale                                               -     10,101,182
   Debt issuance costs, net of accumulated
    amortization of $1,254,160 and $322,594 , respectively      4,710,121      5,096,981
   Deposits and other assets                                       91,820              -
   Other long-term assets                                               -        148,846
                                                             -------------  -------------
       Total other long-term assets                            42,850,367     53,684,342
                                                             -------------  -------------
                                                             $142,637,549   $149,329,945
                                                             =============  =============
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Notes and contracts payable                                $     76,950   $  4,486,710
   Current maturities of long-term debt                         3,714,540      1,878,605
   Accounts payable                                             3,665,071      2,837,908
   Accrued expenses                                             5,614,298        535,661
   Accrued interest                                             6,547,014      5,581,119
   Accrued payroll and related benefits                         2,942,523      1,720,191
   Accrued progressive gaming liabilities                         388,221        113,432
   Other current liabilities                                      492,123         92,123
                                                             -------------  -------------
       Total current liabilities                               23,440,740     17,245,749
                                                             -------------  -------------
Long-term debt, net of current maturities                     117,604,583    119,850,193
                                                             -------------  -------------
Commitments and contingencies
   Common stock, no par value, 10,000 shares
     authorized 1,000 issued and outstanding                            -              -
   Additional paid-in capital                                  22,278,401     22,278,401
   Retained earnings (deficit)                                (20,686,175)   (10,044,398)
                                                             -------------  -------------
       Total shareholder's equity                               1,592,226     12,234,003
                                                             -------------  -------------

                                                             $142,637,549   $149,329,945
                                                             =============  =============

SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS.


                                 JEFFERSON CASINO CORPORATION
                         CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

                           Common Stock          Additional     Retained

                              Shares  Amount   Paid-in-Capital     Earnings         Total
                              ------  -------  ----------------  -------------  -------------
Balance at May 13, 1996            -  $     -  $              -  $          -   $          -
Stock issued                   1,000        -        20,925,401             -     20,925,401
Paid-in-Capital                    -        -         1,353,000             -      1,353,000
Net Loss                           -        -                 -   (10,044,398)   (10,044,398)
                              ------  -------  ----------------  -------------  -------------
Balance at December 31, 1996   1,000  $     -  $     22,278,401  $(10,044,398)  $ 12,234,003
Net Loss                           -        -                 -   (10,641,777)   (10,641,777)
                              ------  -------  ----------------  -------------  -------------
Balance at December 31, 1997   1,000  $     -        22,278,401   (20,686,175)     1,592,226
                              ======  =======  ================  =============  =============



SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS.


                                            JEFFERSON CASINO CORPORATION
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         MAY 13, 1996
                                                          (INCEPTION)
                                                  YEAR ENDED     THROUGH

                                                                                       DECEMBER 31,    DECEMBER 31,
                                                                                           1997            1996
                                                                                      --------------  --------------
Cash flows from operating activities:
   Net loss                                                                           $ (10,641,777)  $ (10,044,398)
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                         4,281,626         740,922
     Amortization                                                                         1,618,349         395,961
     Gain on disposal of property and equipment                                          (1,439,916)           (818)
     Amortization of debt issuance costs                                                    931,567         322,594
     Preopening costs                                                                             -       6,520,158
     Increase in prepaid expenses                                                          (161,260)       (166,824)
     (Increase) decrease in notes and accounts receivable, net                             (113,311)       (345,116)
     (Increase) decrease in other current assets                                            (85,250)       (131,147)
     Increase (decrease) in accounts payable                                               (102,171)      2,180,746
     Increase (decrease) in accrued expenses                                              5,133,580         535,661
     Increase (decrease) in accrued interest                                                901,037       3,715,909
     Increase (decrease) in accrued payroll and related benefits                          1,222,331       1,720,191
     Increase other current liabilities                                                     400,000               -
     Increase (decrease) in accrued progressive gaming liabilities                          274,790         113,432
                                                                                      --------------  --------------
          Net cash provided by operating activities                                       2,219,595       5,557,271
                                                                                      --------------  --------------
Cash flows from investing activities:
     Proceeds from sale of property and equipment                                        11,707,244               -
      Acquisitions of property and equipment                                             (7,226,920)    (52,098,366)
      Acquisitions of gaming license                                                              -     (15,250,000)
     Acquisitions of property held for sale                                                (154,750)        (70,944)
     Expenditures for preopening costs                                                            -      (6,520,158)
     Increase in marketable securities                                                  (10,629,405)              -
     Other, net                                                                              57,021        (148,846)
                                                                                      --------------  --------------
          Net cash provided by (used in)  investing activities                           (6,246,810)    (74,088,314)
                                                                                      --------------  --------------
Cash flows from financing activities:
     Proceeds from issuance of notes payable and long-term debt                           3,850,001     116,700,000
     Principal payments on notes payable and long-term debt                              (9,461,430)    (44,169,002)
     Capital contributions received                                                               -      22,278,401
     Debt issuance costs                                                                   (544,707)     (5,419,575)
                                                                                      --------------  --------------
          Net cash provided by (used in) financing activities                            (6,156,136)     89,389,824
                                                                                      --------------  --------------
Net increase (decrease) in cash and cash equivalents                                    (10,183,351)     20,858,780
Cash and cash equivalents, beginning of period                                           20,858,780               -
                                                                                      --------------  --------------
Cash and cash equivalents, including restricted cash, end of period                   $  10,675,429   $  20,858,780
                                                                                      ==============  ==============

SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS.



                                      JEFFERSON CASINO CORPORATION
                            CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

Supplemental  schedule  of  non-cash  investing  and  financing  activities:
                                            YEAR     MAY 13, 1996
                                          ENDED     (INCEPTION) TO

                                                                  DECEMBER 31, 1997   DECEMBER 31, 1996
                                                                  ------------------  -----------------
Property and equipment acquisitions and property held for sale
  financed with long-term debt or capital contributions                     946,004          32,493,913
Construction in progress and preopening costs and other
  included in accounts payable                                                    -           5,074,056
Gaming license acquisition financed with long-term debt                           -          21,617,612
Other current assets included in accounts payable                           105,932                   -
Property and equipment acquisitions included in accounts payable           (832,364)                  -

SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS.

                         JEFFERSON CASINO CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.          SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:
ORGANIZATION  AND  BASIS  OF  PRESENTATION:
On May 13, 1996 ("Inception"), Jefferson Casino Corporation ("Jefferson Corp." or the "Company"), a Louisiana corporation and a wholly owned subsidiary of Casino Magic Corp. ("Casino Magic"), commenced development stage activities by acquiring all of the outstanding capital stock of Crescent City Capital Development Corporation, a Louisiana corporation. Immediately following the acquisition, the name of Crescent City Capital Development Corporation ("Crescent City") was changed to Casino Magic of Louisiana, Corp. ("Louisiana Corp."). Louisiana Corp. has developed a dockside riverboat casino and entertainment complex in Bossier City, Louisiana ("Casino Magic-Bossier City"). Casino Magic-Bossier City opened on October 4, 1996, using a temporary facility, thereby completing its development stage activities, and opened the permanent facility on December 31, 1996. The permanent facility has been developed on a 23 acre site and includes; a 55,000 square foot land based pavilion, which includes a buffet, a fine dining restaurant, fast food and entertainment areas; a parking garage for approximately 1,550 cars and surface parking for another approximately 400 cars; the 30,000 square foot casino has approximately 1,004 slot machines and approximately 40 table games and operates 24 hours a day dockside. Prior to October 4, 1996, the Company had no material revenues or expenses other than interest income and expense. Prior to Inception, Jefferson Corp. had no business activities and Crescent City was a wholly owned subsidiary of Capital Gaming International, Inc. with which Jefferson Corp. had no affiliation. Crescent City obtained a gaming license from the State of Louisiana and on April 4, 1995, began operations on a riverboat casino, the Crescent City Queen (the "Crescent City Riverboat"), docked on the Mississippi River at New Orleans, Louisiana. On June 9, 1995 Crescent City ceased gaming operations and subsequently converted an involuntary bankruptcy proceeding to a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court. A plan of reorganization was developed, and was confirmed by the U.S. Bankruptcy Court on April 29, 1996 (the "Plan of Reorganization"). Pursuant to the Plan of Reorganization, Crescent City was discharged from substantially all of its liabilities prior to the acquisition. The purchase of the outstanding capital stock of Crescent City by Jefferson Corp. was effected as part of the Plan of Reorganization. Although the substance of the transaction was an acquisition of certain assets, the acquisition was structured as a stock purchase to satisfy Louisiana gaming license requirements. Crescent City had discontinued all gaming activities after only 65 days of operations in the New Orleans market and its only significant assets consisted of the Crescent City Riverboat, a Louisiana gaming license, and the furniture, fixtures and gaming equipment located on the Crescent City Riverboat. As a result of the foregoing factors, management believes that the financial position and operating results of Crescent City prior to the acquisition are not meaningful and are therefore not presented because the Company operates in a different market including different cruising requirements, with a different vessel and facility, under different management and ownership and using a different name and marketing theme.
The original agreement to acquire Crescent City was entered into by Jefferson Corp. and C-M of Louisiana, Inc., the latter being another wholly owned subsidiary of Casino Magic. C-M of Louisiana, Inc. was the fee owner of approximately 20 acres of land with 900 feet of shoreline on the Red River in Bossier City, Louisiana (the property that is being used as the gaming site for Casino Magic-Bossier City). Another wholly owned subsidiary of Casino Magic, Coastal Land of Florida, Inc., held a 99-year lease on the Casino Magic-Bossier City property. Casino Magic had acquired C-M of Louisiana, Inc. and Coastal Land of Florida, Inc. on October 26, 1995 in anticipation of obtaining a gaming license and establishing gaming operations at the Bossier City property. Immediately prior to or as part of the acquisition of Crescent City, the lease was canceled and C-M of Louisiana, Inc. was merged into Jefferson Corp. As a result, when the acquisition of Crescent City was completed, Jefferson Corp. held all ownership interests in the Bossier City property and all of the capital stock of Crescent City (which, renamed, is Louisiana Corp.). In August 1996, Jefferson Corp. contributed all of its Bossier City property, which constituted its only material assets other than the capital stock of Louisiana Corp., to Louisiana Corp., its subsidiary, and Louisiana Corp. assumed and paid the only significant liability of Jefferson Corp.
The consolidated financial statements include the accounts of Jefferson Corp.
and  Louisiana  Corp.,  its  wholly-owned  subsidiary.    All  significant
intercompany  accounts  and  transactions  have  been  eliminated.

                         JEFFERSON CASINO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
1.          ORGANIZATION  AND  BASIS  OF  PRESENTATION  (CONTINUED):
CASINO  REVENUES  AND  COMPLIMENTARIES:
In accordance with common industry practice, casino revenues are the net of gaming wins less losses. Revenues exclude the retail value of complimentary, food and beverage furnished gratuitously to customers. The estimated departmental costs of of providing food and beverage services are included in casino expense as follows:


     YEARS  ENDED  DECEMBER  31,

1997          1996
----------  --------
7,500,000  $700,000
==========  ========


CASH  AND  CASH  EQUIVALENTS:

For purposes of the consolidated balance sheets and statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
MARKETABLE  SECURITIES:
The Company holds U.S. agency securities as held to maturity and as such, the investments are recorded at amortized costs, which, based on the short term nature of the investments approximates fair value.
RESTRICTED  FUNDS:
The  Louisiana  First  Mortgage Notes (See Note 5), restrict the use of certain
cash  amounts.   At December 31, 1997, funds relating to the net proceeds from the sale of the Crescent City Queen Riverboat ($11.7 million) are restricted to be used for capital improvements at Casino Magic-Bossier City. The balances that remain in these restricted accounts at December 31, 1997 are shown as marketable securities and are restricted. At December 31, 1996 funds shown as restricted cash relate to proceeds from the issuance of the Louisiana First Mortgage Notes and were restricted for use in the original construction of the land based pavilion and facilities at Casino Magic-Bossier City. PROPERTY AND EQUIPMENT:
Property  and  equipment  are  stated  at  cost.    Depreciation,  including
amortization of capital leases and leasehold improvements, is computed using the straight-line method. Estimated useful lives for property and equipment are 15 - 31 years for barges and buildings, life of the lease for leasehold improvements and 5-7 years for furniture and equipment.
Normal repairs and maintenance are charged to expense when incurred. Expenditures which materially extend the useful life of capital assets are capitalized
AMORTIZATION  OF  INTANGIBLES:
Deferred charges relating to debt issuance costs on long-term debt instruments are amortized over the life of the related debt using the straight line method which approximates the effective interest rate method. Included under other
assets  is  "Deferred  gaming  license  cost".   Deferred gaming license costs
represents the estimated fair value of the Louisiana gaming license, an asset acquired in conjunction with the purchase of Crescent City. This cost is being amortized on a straight-line basis over twenty-five years, the estimated period to be benefited by the license, commencing at the time gaming operations began at Casino Magic-Bossier City.
PREOPENING  COSTS:
Preopening costs are initially capitalized and then expensed when the related business commences operations.

                         JEFFERSON CASINO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
INCOME  TAXES:
Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.
The Company is a party to a tax sharing agreement between Casino Magic Corp. and each of its domestic subsidiaries (the "Consolidated Group") pursuant to which Casino Magic Corp. files a consolidated federal income tax return on behalf of the Consolidated Group and timely pays the Consolidated Group federal income tax liability and each Company pays Casino Magic Corp. an amount equal to its respective share of the Consolidated Group's federal income tax liability. The Company is reimbursed for losses to the extent those losses could have been used by the Company had it filed a separate return.
CERTAIN  SIGNIFICANT  RISKS  AND  UNCERTAINTIES:
Gaming regulation licensing. The Company's ability to conduct gaming operations in the State of Louisiana depends on the continued licensability or qualification of Casino Magic, Jefferson Corp. and Louisiana Corp. under Louisiana Gaming Regulations. Such licensing and qualifications will be reviewed periodically by the gaming authorities in Louisiana. Competition. The gaming industry is extremely competitive and the Company will face competition from developments in both the Bossier City/Shreveport area and other jurisdictions.
Substantial  leverage  and  ability  to  service  debt.  The Company is highly leveraged, with substantial debt service in addition to construction and operating expenses.
Construction. Risks. include, cost overruns, delay in receipt of governmental approvals, shortages in materials or skilled labor, labor disputes, unforeseen environmental or engineering problems, work stoppage, fire and other natural disasters, construction scheduling problems and weather interferences, any of which, if it occurred, could delay construction or result in a substantial increase in costs to the Company.
Pervasiveness of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
2.          PROPOSED  MERGER  :
On February 19, 1998, Casino Magic entered into an Agreement and Plan of Merger (the "Merger Agreement") with Hollywood Park, Inc. ("Hollywood"), and Acquisition II, Inc. ("HP") a wholly-owned subsidiary of Hollywood. Under the Merger Agreement, Casino Magic has agreed to merge (the "Merger") with HP. Upon such Merger, Casino Magic will be the surviving entity and will become a wholly-owned subsidiary of Hollywood. Upon the Merger, the shareholders of Casino Magic will be entitled to receive $2.27 for each share of Casino Magic's stock held.
The Merger is subject to the approval of the Company's shareholders prior to October 31, 1998, and to the approval of the Mississippi Gaming Commission, the Nevada Gaming Commission, and the Louisiana Gaming Control Board. If the Merger Agreement is terminated for certain reasons Casino Magic will be required to pay Hollywood $3,500,000.
The Merger Agreement restricts the ability of the Company to engage in certain transactions prior to the time of the Merger, except those which are in the ordinary course of business consistent with past practice, unless the Company obtains the consent of Hollywood, which consent may not be unreasonably
withheld.    The  Merger  Agreement  also  imposes  limits  on  the  capital expenditures and borrowing which the Company may effect, which are not inconsistent with the Company's current plans.
                                     F-10

                         JEFFERSON CASINO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
3.          OTHER  ASSETS:
Included in other assets are the tangible and intangible assets that were acquired in the purchase. Two significant purchased assets were the Louisiana gaming license held by Crescent City and the Crescent City Riverboart. At December 31, 1996 the balances associated with these costs are comprised of the cost to acquire Crescent City, additional costs incurred to operate and maintain the Crescent City Riverboat and capitalized interest related to the gaming license. Jefferson Corp. acquired Crescent City for $50.0 million and was accounted for as a purchase. Of the total purchase price, the Louisiana gaming license and the Crescent City Riverboat were allocated $39 million and $10 million, respectively. In September 1997 the Crescent City Riverboat was sold for $11.7 million.
4.          NOTES  AND  CONTRACTS  PAYABLE:
Short-term  notes  and  contracts  payable  consist  of  the  following:

     DECEMBER  31,

                             1997       1996
                            -------  ----------
Construction contracts (a)  $    --  $4,324,771
Other (b)                    76,950     161,939
                            -------  ----------
                            $76,950  $4,486,710
                            =======  ==========

(a) Consists of various payables relating to both fixed and cost plus contracts.
(b) In 1997, the balance consisted of one note payable with the balance of $76,950, payable of monthly installments of $12,825.


5.          LONG-TERM  DEBT:
Long-term  debt  consists  of  the  following:

        DECEMBER  31,

                                        1997           1996
                                    -------------  -------------
Notes payable, bank (a)             $  3,993,039   $  6,275,740
Equipment contracts (b)                2,293,017        409,542
Other (c)                                 33,067         43,515
Louisiana First Mortgage Notes (d)   115,000,000    115,000,000
                                    -------------  -------------
                                     121,319,123    121,728,797
Less current maturities               (3,714,540)    (1,878,605)
                                    -------------  -------------
                                    $117,604,583   $119,850,192
                                    =============  =============


(a) Consists of two notes payable to banks. The detail of these notes is as follows: (i) Original note of $1,700,000 collateralized by gaming
equipment.    Payments  of  principal  and  interest  based  on  a  36  month amortization through May 1998. The note bears interest at prime plus .25%. (8.75% at December 31, 1997) with a final balloon payment due in May 1998.
(ii)  Original  note  of  $3,850,000 collateralized by certain equipment.  The note is payable in 10 quarterly payments of $385,000, including interest at 8.25%. At December 31, 1997 the Company was not in compliance with certain debt covenants relating to this note. The Company has received a waiver of the covenants at December 31, 1997 and has restructured these covenants.
(b) Consists of three notes collateralized by equipment. The detail of these notes is as follows: (i) Original note of $946,005 payable in eleven monthly payments of $78,833, including interest at prime plus 3%.(11.5% at December 31, 1997) with final balloon payment due at term of note. (ii) Original note of $1,075,740 collaterized by equipment, payable in twenty-three monthly payments of $44,823, including interest at prime plus 1%.(9.50% at December 31, 1997) with final balloon payment due at term of note. In March 1998 these notes were refinanced to a term loan payable in twenty-three monthly installments of $93,465 bearing interest at 10.5% with a final balloon payment due in March 2000. (iii) Original note of $442,359 collateralized by equipment, payable in thirty six monthly payments of $13,923, including principal and interest at 8.3% with the final payament due September 1999.
(c) Consists of various collateralized notes payable through the year 2000. The interest rates on these notes vary from 12.95% to 13.25% fixed rates.

                         JEFFERSON CASINO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
5.          LONG-TERM  DEBT  (CONTINUED):
 (d) On August 22, 1996, the Company sold $115,000,000 aggregate principal amount of 13%, First Mortgage Notes due 2003 with Contingent Interest ("First Mortgage Notes"). Contingent Interest is payable on the First Mortgage Notes, on each interest payment date, in an aggregate amount equal to 5% of Casino Magic-Bossier City's Adjusted Consolidated Cash Flow (as defined in the First Mortgage Notes Indenture ("Louisiana Indenture") for the Accrual Period (as defined in the Louisiana Indenture, but generally a six month period) last completed prior to such interest payment date; provided that no Contingent Interest is payable with respect to any period prior to the Commencement Date (as defined in the Louisiana Indenture). Payment of all or a portion of any installment of Contingent Interest may be deferred, at the option of Casino Magic-Bossier City, if, and only to the extent that, (i) the payment of such portion of Contingent Interest will cause Casino Magic-Bossier City's Adjusted Fixed Charge Coverage Ratio (as defined in the Louisiana Indenture) for Casino Magic-Bossier City's most recently completed Reference Period prior to such interest payment date to be less than 1.5 to 1.0 on a pro forma basis after giving effect to the assumed payment of such Contingent Interest and (ii) the principal amount of the First Mortgage Notes corresponding to such Contingent Interest has not then matured and become due and payable (at stated maturity, upon acceleration, upon redemption, upon maturity of a repurchase obligation or otherwise). The aggregate amount of Contingent Interest payable in any Semiannual Period will be reduced pro rata for reductions in the outstanding principal amount of notes prior to the close of business on the record date immediately preceding such payment of Contingent Interest.
The First Mortgage Notes are secured by a first priority security interest, subject to permitted liens, in substantially all of the existing and future assets of Bossier City, including the Bossier Riverboat and substantially all of the other assets that comprise Casino Magic-Bossier CityThe Jefferson Corp. Guarantee will be secured by a pledge of all of the capital stock of Casino Magic of Louisiana, Corp. a wholly owned subsidiary of Jefferson Corp. Casino Magic-Bossier City has contractually committed to apply net proceeds from the asset sale of the Crescent City Riverboat to the construction of an entertainment facility or hotel.
The  First  Mortgage  Notes  are  governed  by  the  Louisiana  Indenture. The
Louisiana Indenture pursuant to which the First Mortgage Notes have been issued contains certain covenants that will limit the ability of Casino Magic-Bossier City to, among other things, incur additional indebtedness and issue preferred stock, pay dividends, make investments or make other restricted payments, incur liens, enter into mergers or consolidations, enter into transactions with affiliates or sell assets.
The proposed merger is a Change of Control, each Holder of First Mortgage Notes will have the right to require the Company to repurchase all or any part (equal to $1,000 or an integral multiple thereof) at an offer price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, thereon to the date of repurchase. Within 30 days following any Change of Control, the Company will mail a notice to each Holder describing the transaction or transactions that constitute the Change of Control and offering to repurchase the First Mortgage Notes pursuant to the procedures required by the Indenture and described in such notice. The Company will comply with the requirements of Rule 14e-1 under the Exchange Act and any other securities laws and regulations thereunder to the extent such laws and regulations are applicable in connection with the repurchase of the First Mortgage Notes.
The  Louisiana  First  Mortgage  Notes  are  redeemable  at  the option of the
Company.    The  redemption  amounts  are  as  follows:
Through  August  15,
2000          106.500%
2001          104.332%
2002          102.166%
                                     F-12

                         JEFFERSON CASINO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
5.          LONG-TERM  DEBT  (CONTINUED):
The  Indenture  requires the disclosure of the following information for 1997:
Contingent  Interest  paid          $              --
Contingent  Interest  accrued          $677,000
Accrued  Management  Fees            $1,355,000
Adjusted  Consolidated  Cash  Flow            $13,545,000
All  the  above  terms  are  as  defined  in  the  Indenture.
Maturities of the Company's long-term debt, including capital lease obligations, as of December 31, 1997, are as follows:


YEAR  ENDING DECEMBER 31,
-------------------------
1998                       $  3,714,540
1999                          2,315,796
2000                            288,787
2001                                 --
2002                                 --
Thereafter                  115,000,000
                           ------------
                           $121,319,123
                           ============


6.          BENEFIT  PLAN:
The Company participates in Casino Magic Corp.'s 401(k) Plan (the "401(k) Plan"), a defined contribution plan covering all eligible employees of the Company who have one year of service and are age twenty-one or older. The 401(k) Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). Each year, participants may contribute up to 15% of pretax annual compensation, as defined in the 401(k) Plan. The Company's matching and/or additional contributions may be contributed at the discretion of the Company's Board of Directors. The Company's contributions to the 401(k) Plan are allocated to employed participants' accounts as of the last day of the plan year. Total employer contributions to the 401(k) Plan for the periods ended December 31, 1997 and 1996 were approximately $20,000, and $3,768, respectively.
7.          ADVERTISING:
The Company expenses all production and communication costs of advertising as incurred. Advertising expenses were approximately $3,400,000 and $700,000 for the periods ended December 31, 1997 and 1996, respectively.
8.          RELATED  PARTY  TRANSACTIONS:
The Company made payments to affiliated companies of approximately $3,360,000 during 1996. These payments related to development costs paid on behalf of the Company which were incurred prior to the issuance of the Louisiana First Mortgage Notes. At December 31, 1997 and 1996 the Company had payables to affiliated entities in the amounts of $3,262 and $1,130,000, respectively. The balances relate to third party transactions that were paid by affiliated entities on behalf of the Company.
In August 1996, the Company entered into a management agreement (the "Management Agreement") with Casino Magic and a wholly owned subsidiary of Casino Magic (the "Manager") for a term of 10 years. In consideration for the license of the "Casino Magic" name and the services provided under the Management Agreement, the Company has agreed to pay a management fee equal to 10% of Adjusted Consolidated Cash Flow, as defined in the Indenture. Payment of the management fee will be subject to certain restrictions contained in the Indenture. The Company accrued management fees of $1.4 million during 1997, none of which has been paid.
                                     F-13

                         JEFFERSON CASINO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
9.          INCOME  TAXES:
Components  of  deferred  tax  liabilities  (assets)  are  as  follows:

     DECEMBER  31,

                                      1997           1996
                                  -------------  ------------
Depreciation and amortization     $  2,727,118   $   193,024
Write-off of preopening costs       (1,720,565)   (2,179,383)
Net operating loss carryforward    (10,890,715)   (1,137,024)
Other                               (1,027,937)   (1,151,328)
                                  -------------  ------------
Gross deferred tax assets          (10,912,099)   (4,274,711)
                                  -------------  ------------
Less valuation allowance            10,912,099     4,274,711
                                  =============  ============
    Net deferred tax liabilities  $         --   $        --
                                  =============  ============


The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income from continuing operations as a result of the following differences:


     DECEMBER  31,

                                                   1997          1996
                                               ------------  ------------
Statutory U.S. tax rate (35%)                  $(3,724,622)  $(3,515,539)
Increase (decrease) in rates resulting from:
Expenses which were non-deductible
     for tax purposes                              914,000        43,002
Expenses which were deductible
     for tax purposes and not book              (4,255,000)           --
Valuation allowance                              6,637,388     4,274,711
State tax benefit                                       --      (802,174)
Other                                              428,234            --
                                               ------------  ------------
Effective tax rate (0%)                        $        --   $        --
                                               ============  ============

The valuation allowance against deferred tax assets was recorded in recognition of operating losses incurred by the Company since Inception.
10.          FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS:
The carrying amounts and fair values of the Company's financial instruments at December 31, 1997 are as follows:



                                                         CARRYING   FAIR
(IN THOUSANDS)                                            AMOUNT    VALUE
-------------------------------------------------------  --------  -------
Cash and cash equivalents                                  10,675   10,675
Marketable securities                                      10,629   10,629
Notes payable and current maturities of long-term debt
     and long-term debt                                   121,396  113,346

The following methods and assumptions were used by the Company in estimating its fair value disclosure:
Cash and cash equivalents and marketable securities. The carrying amount reported on the balance sheet approximates its fair value because of the short nature of these instruments.
Notes payable and current maturities of long-term debt and long-term debt. The fair value of the Company's debt either approximates its carrying value or
is    based  upon  the  market  price  of  the  debt  instruments.
Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
                                     F-14

                         JEFFERSON CASINO CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
11.          CONTINGENCIES
In July 1997, the Company entered into an agreement to sell to Carlo Corporation ("Carlo") the Crescent City Riverboat acquired by the Company in connection with its establishment of Casino Magic-Bossier City. A deposit of $1,000,000 was paid by Carlo under the agreement and was subject to forfeiture as liquidated damage if the purchase of the vessel was not completed. Carlo asserted that the condition of the vessel excused Carlo from completing the purchase, and requested the return of the deposit. The denied the claim and retained the deposit. On August 29, 1997 Carlo commenced litigation on the Circuit Court of Harrison County, Mississippi seeking return of the deposit and punitive damages. The Company has answered the claim. While the Company's management can not predict the outcome of this action, management believes that Company was entitled to retain the deposit as liquidated damages under the agreement and intends to vigorously defend this action.