Form 10-Q
period 1998-03-31
JEFFERSON CASINO CORP
filed 1998-05-15
CIK 1043013

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549
                                   FORM 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998
                                                --------------
    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               For the transition period from     -     to     -
                                                  -            -

                       Commission file number 333-14535

                         JEFFERSON CASINO CORPORATION
                         ----------------------------

            (Exact name of registrant as specified in its charter)

                  Louisiana                        64-0878110
                  ---------                        ----------
           (State or other jurisdiction of         (I.R.S. Employer
           incorporation or organization)        Identification No.)

              711 CASINO MAGIC DRIVE, BAY SAINT LOUIS, MS   39520
              ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                (228) 467-9257
                                --------------
             (Registrant's telephone  number, including area code)

                                NOT APPLICABLE
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such  filing  requirements  for  the  past  90  days.Yes      X
                                                        -------
No
Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

          1,000 shares of common stock outstanding as of May 12, 1998
=======================================================================

                        CASINO MAGIC OF LOUISIANA CORP.

                                     INDEX

PART  I          FINANCIAL  INFORMATION          PAGE  NO.
Item  1.    Financial  Statements
Condensed  Statements  of  Operations For the three months ended March 31,1998
and  1997          1
Condensed  Balance  Sheets  -  March  31,  1998  and  December 31, 1997     2
Condensed  Statements  of  Cash  Flows  -
For  the  three  months  ended  March  31,  1998  and  1997          3
Notes  to  Condensed  Financial  Statements          4
Item  2.    Management's  Discussion  and  Analysis  of  Financial
Condition  and  Results  of  Operations          5-6

PART  II          OTHER  INFORMATION
Item  1.    Legal  Proceedings          7
Item  2.    Changes  in  Securities          7
Item  3.    Default  Upon  Senior  Securities          7
Item  4.    Submission  of  Matters  to  a  Vote  of  Security Holders     7
Item  5.    Other  Information          7
Item  6.    Exhibits  and  Reports  on  Form  8-K          7
SIGNATURES            8


                        PART I - FINANCIAL INFORMATION
                         JEFFERSON CASINO CORPORATION
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                   THREE  MONTHS  ENDED  MARCH  31,
                                             1998          1997
                                         ------------  ------------
REVENUES:
   Casino . . . . . . . . . . . . . . .  $27,055,761   $22,156,416
   Other Operating revenues . . . . . .      872,222     1,050,068
                                         ------------  ------------
                                          27,927,983    23,206,484
                                         ------------  ------------
COSTS AND EXPENSES:
   Casino . . . . . . . . . . . . . . .   13,280,944    10,603,664
   Other operating costs and expenses .    1,024,736     2,085,982
   Advertising and marketing. . . . . .    3,332,013     7,094,254
   General and administrative . . . . .    1,760,923     2,090,245
   Property operation, maintenance and
     energy cost. . . . . . . . . . . .    1,100,981     1,479,573
   Rents, property taxes and insurance.      637,623       593,049
   Depreciation and amortization. . . .    1,597,202     1,359,381
                                         ------------  ------------
                                          22,734,422    25,306,148
INCOME FROM OPERATIONS. . . . . . . . .    5,193,561    (2,099,664)

OTHER (INCOME) EXPENSE:
   Interest expense . . . . . . . . . .    4,433,838     3,841,385
   Capitalized interest . . . . . . . .            -      (107,401)
   Interest income. . . . . . . . . . .     (182,691)     (174,999)
   Other. . . . . . . . . . . . . . . .      855,929             -
                                         ------------  ------------
                                           5,107,076     3,558,985
                                         ------------  ------------

INCOME (LOSS) BEFORE INCOME TAXES:. . .       86,485    (5,658,649)

INCOME TAX BENEFIT. . . . . . . . . . .            -      (452,692)
                                         ------------  ------------

NET INCOME (LOSS) . . . . . . . . . . .  $    86,484   $(5,205,957)
                                         ============  ============

NET INCOME (LOSS) PER COMMON SHARE. . .  $     86.49   $ (5,205.96)
                                         ============  ============

WEIGHTED AVERAGE COMMON SHARES. . . . .        1,000         1,000

SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS.


                         JEFFERSON CASINO CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                    ASSETS
                                  (Unaudited)

                                               MARCH 31,      DECEMBER 31,
                                                  1998         1997 (*)
                                              -------------  -------------
CURRENT ASSETS:
   Cash and cash equivalents . . . . . . . .  $  7,580,978   $ 10,675,429
   Restricted marketable securities. . . . .    10,430,049     10,629,405
   Other current assets. . . . . . . . . . .     1,202,138      1,218,886
                                              -------------  -------------
       Total current assets. . . . . . . . .    19,213,165     22,523,720
                                              -------------  -------------

TOTAL PROPERTY AND EQUIPMENT, NET. . . . . .    76,603,666     77,263,462
                                              -------------  -------------

OTHER LONG-TERM ASSETS:
   Deferred gaming license cost, net . . . .    37,647,803     38,048,426
   Debt issuance costs, net. . . . . . . . .     4,534,130      4,710,121
   Other long-term assets. . . . . . . . . .       121,116         91,820
                                              -------------  -------------
       Total other long-term assets. . . . .    42,303,049     42,850,367
                                              -------------  -------------
                                              $138,119,880   $142,637,549
                                              =============  =============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes and contracts payable . . . . . . .  $     38,475   $     76,950
   Current maturities of long-term debt. . .     3,696,089      3,714,540
   Accounts Payable. . . . . . . . . . . . .     3,455,143      3,665,071
   Accrued Expenses. . . . . . . . . . . . .     6,322,814      5,614,298
   Accrued Interest. . . . . . . . . . . . .     2,967,055      6,547,014
   Accrued payroll and related benefits. . .     2,601,414      2,942,523
   Accrued progressive gaming liabilities. .       269,623        388,221
   Other current liabilities . . . . . . . .             -        400,000
                                              -------------  -------------
       Total current liabilities . . . . . .    19,350,613     23,348,617
                                              -------------  -------------

   Long-term debt, net of current maturities   116,998,435    117,604,583
                                              -------------  -------------
       Total noncurrent liabilities. . . . .   116,998,435    117,604,583
                                              -------------  -------------

COMMITMENTS AND CONTINGENCIES
   Common stock, $0.01 par, 10,000 shares,
     authorized issued and outstanding . . .             1              1
   Additional paid-in capital. . . . . . . .    22,353,295     22,353,295
   Retained deficit. . . . . . . . . . . . .   (20,582,464)   (20,668,947)
                                              -------------  -------------

       Total shareholders' equity. . . . . .     1,770,832      1,684,349
                                              -------------  -------------

                                              $138,119,880   $142,637,549
                                              =============  =============

SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS.
*DERIVED  FROM  AUDITED  FINANCIAL  STATEMENTS


                                    JEFFERSON CASINO CORPORATION
                                 CONDENSED STATEMENTS OF CASH FLOWS

                                                                   THREE  MONTHS  ENDED  MARCH  31,
                                                                  ---------------------------------
                                                                            1997          1996
                                                                        ------------  -------------
Cash flows from operating activities:
   Net Income (loss) . . . . . . . . . . . . . . . . . . . . . . . . .  $    86,485   $ (5,205,957)
  Adjustments for non-cash charges . . . . . . . . . . . . . . . . . .    1,773,193      1,683,104
  Changes in assets and liabilities. . . . . . . . . . . . . . . . . .   (4,006,226)    (4,794,527)
                                                                        ------------  -------------

Net cash used in operating activities. . . . . . . . . . . . . . . . .   (2,146,548)    (8,317,380)
                                                                        ------------  -------------

Cash flows from investing activities:
      Acquisitions of property and equipment . . . . . . . . . . . . .     (454,890)    (7,994,913)
      Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . .      170,060        483,714
                                                                        ------------  -------------

          Net cash provided by (used in)  investing activities . . . .     (284,830)    (7,511,199)
                                                                        ------------  -------------

Cash flows from financing activities:
     Proceeds from issuance of notes payable and
         long-term debt. . . . . . . . . . . . . . . . . . . . . . . .            -      4,796,004
     Principal payments on notes payable and
         long-term debt. . . . . . . . . . . . . . . . . . . . . . . .     (663,073)    (3,627,482)
     Debt issue costs. . . . . . . . . . . . . . . . . . . . . . . . .            -       (117,665)
                                                                        ------------  -------------

          Net cash provided by (used in) financing activities. . . . .     (663,073)     1,050,857
                                                                        ------------  -------------

Net increase (decrease) in cash and cash equivalents . . . . . . . . .   (3,094,451)   (14,777,722)
                                                                        ------------  -------------
Cash and cash equivalents including restricted cash,
   beginning of period . . . . . . . . . . . . . . . . . . . . . . . .   10,675,429     20,858,780
                                                                        ------------  -------------
Cash and cash equivalents including restricted cash,
    end of period. . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 7,580,978   $  6,081,058
                                                                        ============  =============

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the period for:
    Interest (net of amount capitalized) . . . . . . . . . . . . . . .    7,837,807      7,282,601

Supplemental schedule of non-cash investing and financing activities:

Property and equipment and other asset acquisitions included in
  accounts and construction payable and accrued expenses . . . . . . .       81,894              -
Property and equipment financed with long-term debt
  or capital constributions. . . . . . . . . . . . . . . . . . . . . .            -        946,004
Construction in progress and preopening costs and
   other included in accounts payable. . . . . . . . . . . . . . . . .            -      2,696,646


SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS.

                         JEFFERSON CASINO CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
1.    Summary  of  significant  accounting  policies, risks and uncertainties:
Organization  and  basis  of  presentation:
On May 13, 1996 ("Inception"), Jefferson Casino Corporation ("Jefferson Corp."), a Louisiana corporation and a wholly owned subsidiary of Casino Magic Corp. ("Casino Magic"), acquired all of the outstanding capital stock of Crescent City Capital Development Corporation, a Louisiana corporation. Immediately following the acquisition, the name of Crescent City Capital Development Corporation ("Crescent City") was changed to Casino Magic of Louisiana Corp. ("Louisiana Corp." or the "Company"). The financial statements reflect only the accounts of Louisiana Corp., since the Company conducts no other operations or business activities. Louisiana Corp., has developed a new dockside riverboat casino and entertainment complex in Bossier City, Louisiana ("Casino Magic-Bossier City"). Casino Magic-Bossier City opened on October 4, 1996, using a temporary facility and opened the permanent facility on December 31, 1996
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
The accompanying unaudited condensed financial statements contain all adjustments which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. The results of operations for the interim periods are not indicative of results of operations for an entire year.
It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1997.
Certain reclassifications have been made to 1997 amounts to conform with the March 31, 1998 presentation.
2.  Disclosure  of  contingent  interest  paid and accrued and management fees accrual:
No contingent interest or management fees were paid in the first three months of 1998 or 1997. Contingent interest and management fees were accrued in the first three months of 1998 in the amount of approximately $347,000 and $693,000, respectively. No contingent interest and management fees were accrued during the three months ended March 31, 1997 as a result of negative Adjusted Consolidated Cash Flow as defined in the indenture. No contingent interest and management fees were payable during the three months ended March 31, 1998 because the Company's Adjusted Fixed Charge Coverage Ratio (as defined) did not exceed 1.5 to 1.0.

                         JEFFERSON CASINO CORPORATION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS
The discussions regarding proposed Company developments and operations included in "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and "NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS" contain forward looking statements that involve a number of risks and uncertainties. These proposed developments and operations include: (i) the Company's ability to fund planned developments and debt service obligations over the next twelve months with currently available cash and marketable securities and with cash flow from operations; (ii) construction projects entail significant construction risks, including, but not limited to, cost overruns, delay in receipt of governmental approvals, shortages in materials or skilled labor, labor disputes, unforeseen environmental or engineering problems, work stoppage, fire and other natural disasters, construction scheduling problems and weather interferences, any of which, if it occurred, could delay construction or result in a substantial increase in costs to the Company. The Company's ability to meet its debt obligations may be dependent upon the successful completion of a hotel at Casino Magic-Bossier City and the other planned construction projects and the Company's future operating performance, which is itself dependent on a number of factors, many of which are outside of the Company's control, prevailing economic and competitive conditions and financial business regulatory and other factors affecting the Company's operations and business. In addition to the risks and uncertainties discussed above, other factors that could cause actual results to differ materially are detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.
Results  of  Operations:
For the three months ended March 31, 1998 compared to the three months ended March 31, 1997:
Gaming revenues at Casino Magic-Bossier City increased to $27.1 million for the first quarter of 1998 compared to $22.2 million in the first quarter of 1997; an increase of $4.9 million or 22.1%. The increase is a result of Casino Magic's maturity in the Shreveport-Bossier City market, upgrading of product mix in slot machines, and more effective marketing programs. In addition, the increase at Casino Magic-Bossier City can be attributable to an overall increase  in  the  Bossier  City/Shreveport,  Louisiana gaming market of $18.5 million, to $150.7 million or 14%, between the comparable periods. Casino Magic-Bossier City's market share for the first quarter of 1998 was 18.5% compared to 17% in the first quarter of 1997.
Total costs and expenses during the first quarter of 1998 were $22.7 million compared to $25.3 million in the first quarter of 1997; a cost savings of $2.6 million or 10.3%. The principal area of savings over the comparative quarter was in Advertising & Marketing which reduced expenses by $3.8 million or 53.0%. Marketing strategy in the first quarter of 1997 provided very substantial promotions intended to gain rapid market share, which were less effective than anticipated. The first quarter of 1998 benefited from a more conservative and effective marketing strategy implemented in the third quarter of 1997. Casino expenses, which were largely volume driven, increased $2.7 million or 25.2% in the first quarter of 1998 versus the first quarter of 1997. Other administrative and operating expenses decreased $1.5 million or 19.5% over the comparative quarter as a result of a stringent cost cutting and budgetary programs initiated in the second quarter of 1997.
Casino Magic-Bossier City earned an operating profit of $5.2 million for the first quarter of 1998 versus a loss of $2.1 million in the first quarter of 1997; an improvement of $7.3 million.
Other (income) and expenses were $5.1 million for the three months ended March 31, 1998 and $3.6 million for the first quarter of 1997. The increase of $1.5 million is principally a result of $0.7 million of management fees and $0.3 million of contingent interest accrued in the first quarter 1998 compared with no accrual in the first quarter of 1997 for such management fees and contingent interest, although $0.1 million interest expense was capitalized in the first quarter 1997 related to completion of the pavilion and other amenities. No interest has been capitalized in the first quarter of 1998 with respect to construction of the hotel.
There was no income tax benefit for the third quarter of 1997. The Company is included in a consolidated group subject to a tax-sharing agreement between itself, all affiliated companies and its ultimate parent Casino Magic CorpThe difference between the 0% rate and the statutory rate of 35% is due to a reduction in the tax valuation allowance against the tax benefit recorded as a result of the tax sharing agreement.
Casino Magic-Bossier City registered net earnings of $0.1 million in the first quarter of 1998 compared with a net loss of $5.2 million during the first quarter of 1997, or $86.49 earnings per share and a loss of $5,205.96 per share, respectively.
                                       5

                         JEFFERSON CASINO CORPORATION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                            OPERATIONS-(Continued)
Liquidity  and  Capital  Resources:
At March 31, 1998, the Company had unrestricted cash of $7.6 million compared to unrestricted cash of $10.7 million at December 31, 1997. The Company had $10.4 million and $10.7 million in restricted marketable securities at March 31, 1998 and December 31, 1997, respectively, due to the sale of the Crescent City Queen in the third quarter of 1997.
For the three months ended March 31, 1998, the Company used $2.1 million of cash flow in operating activities, which was principally used to reduce accrued interest and other current liabilities. The Company spent $.5 million for acquisitions of property, equipment and other long-term assets during the current quarter. The Company plans additional investments in 1998, but most of such additional expenditures will be either financed from the $11.7 million in proceeds from the sale of the Crescent City Queen, or subject to the ability of the Company to generate positive cash flows from operations, or the availability of other financing, of which there can be no assurance in any case.
The Company is currently constructing a 188-room hotel and related amenities, including restaurants, banquet space and swimming pool. The construction of the hotel is expected to be funded primarily by the $11.7 million in proceeds received from the sale of the Crescent City Queen, current cash on hand, the future operating cash flow of Casino Magic-Bossier City, and lease financing for furniture , fixtures, and equipment. No assurances can be given that the proceeds from the sale of the Crescent City Queen, current cash on hand, the cash flow from the operations of Casino Magic-Bossier City, and lease financing if available, will be sufficient to complete the hotel and related facilities. If the anticipated sources of funding are not sufficient to complete the facilities, the timeline for completion may have to be extended, other sources of funding would need to be found, or other strategies and contingency plans would need to be employed by the Company.
Jefferson Corp. and Louisiana Corp. have certain restrictions relative to additional borrowings and cash flow under the terms of the Indenture associated  with  the  Louisiana  First  Mortgage  Notes.
The Company will have a significant need for cash in 1998 and beyond in order to continue its planned development. The Company believes that cash and restricted marketable securities at March 31, 1998, and cash flows from operations will be sufficient to service its operating needs and debt service through, at least, the next twelve months, including the completion of the Casino Magic-Bossier City hotel, with additional financing for the furniture, fixtures, and equipment of the hotel. There are no assurances that adequate funding will be available for these planned investments at Casino Magic-Bossier City.

PART  II  -  OTHER  INFORMATION
Item  1.            Legal  Proceedings
     None
Item  2.          Changes  in  Securities
None
Item  3.          Defaults  Upon  Senior  Securities.
None
Item  4.          Submission  of  Matters  to  a  Vote  of  Security-Holders
None.
Item  5.          Other  Information
On February 19, 1998, Casino Magic entered into an Agreement and Plan of Merger (the "Merger Agreement") with Hollywood Park, Inc. ("Hollywood"), a Delaware corporation and HP Acquisition II, Inc. ("HP"), a Minnesota corporation and the wholly owned subsidiary of Hollywood. Under the Merger Agreement, Casino Magic has agreed, subject to approval of Casino Magic's shareholders, to merge "(the "Merger") with HP. Upon such Merger, Casino Magic shall be the surviving entity and will become the wholly owned subsidiary of Hollywood. The separate existence of HP will then cease. Upon the Merger, the shareholders of Casino Magic will be entitled to receive $2.27 for each share of Casino Magic's common stock held. All shareholders of Casino Magic will be entitled to dissent from the Merger in accordance with the provisions of Minnesota law.
The Merger is subject to the approval of Casino Magic's shareholders prior to October 31, 1998, and to the approval of the Mississippi Gaming Commission, the Nevada Gaming Commission, and the Louisiana Gaming Control Board. The Merger is also contingent upon other matters, including a requirement that neither Casino Magic nor Hollywood has materially breached any warranty, representation or covenant contained in the Merger prior to the time of the Merger. If the Merger Agreement is terminated for certain reasons, including a voluntary termination by Casino Magic should the Board of Directors of Casino Magic determine to accept a proposal of another party to merge with or acquire Casino Magic on terms which it believes to be superior to those contained in the Merger Agreement, Casino Magic will be required to pay Hollywood $3,500,000.
The Proposed Merger was reported in, and the Merger Agreement was provided as an exhibit to, Casino Magic's Form 8K filed on March 4, 1998.

Item  6.    Exhibits  and  Reports  on  Form  8-K.
(a)    Exhibits
27      Financial  Data  Schedule  (filed  electronically  only)
(b)    Reports  on  Form  8-K:
None.

SIGNATURES

The Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERSON  CASINO  CORPORATION


Date:      May  14,  1998              /S/  James  E.  Ernst
                          -------------------------
        James  E.  Ernst,  President
        and  Chief  Executive  Officer


Date:        May  14,  1998            /S/  Jay  S.  Osman
                           --------------------------
         Jay S. Osman, Chief Financial Officer and Treasurer (principal financial and accounting officer)

                        JEFFERSON CASINO CORPORATION

Quarterly Report on Form 10-Q for the Period Ended March 31, 1998 INDEX TO EXHIBITS
-------------------
Exhibit
Number          Page
------          ----
27.          Financial  Data  Schedule  (filed  electronically  only).